Form 10-K
period 2005-12-31
GCCFC 2005-GG3
filed 2006-03-30
CIK 1314701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005
or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ________to _______

Commission file number 333-108801-03

Greenwich Capital Commercial Funding Corp.
(as depositor under the pooling and servicing agreement, dated as of February 10, 2005, providing for the issuance of the Commercial Mortgage Pass-Through Certificates, Series 2005-GG3)
(Exact name of registrant as specified in its charter)

Delaware	06-1565524
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 Steamboat Road, Greenwich, Connecticut 06830
(Address of principal executive offices)

Registrant’s telephone number, including area code: 203-625-2700

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes	☒ No

Indicate by check mark if the registrant is not required to file pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes	☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes	☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S K (~229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not Applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes	☒ No

State the aggregate market value of the voting and non voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

PART I

Item 1. Business.

Not applicable.

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Not applicable.

Item 3. Legal Proceedings.

The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement for the Commercial Mortgage Trust 2005-GG3, Commercial Mortgage Pass-Through Certificates, Series 2005-GG3 (the “Trust”), the Trustee, the Master Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

No established public trading market for the Certificates exists.
Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2005, the total number of holders of record for the Series of Certificates is 217.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Not applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Not applicable.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Not applicable.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Not applicable.

Item 11. Executive Compensation.

Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Not applicable.

Item 13. Certain Relationships and Related Transactions.

Not applicable.

Item 14. Principal Accounting Fees and Services.

Not applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Exhibits

EXHIBIT INDEX
Exhibit Number	Description
31	Sarbanes-Oxley Certification
99.1	Annual Independent Accountants’ Servicing Reports concerning servicing activities
(a)	GMAC Commercial Mortgage Corporation, as Master Servicer
(b)	GMAC Commercial Mortgage Corporation, as Special Servicer
(c)	Wells Fargo Bank National Association, as Servicer of the Grand Canal Shoppes at the Venetian Loan
(d)	Midland Loan Services, Inc., as Servicer of the 1370 Avenue of the Americas Loan
99.2	Reports of Management as to Compliance with Minimum Servicing Standards
(a)	GMAC Commercial Mortgage Corporation, as Master Servicer
(b)	GMAC Commercial Mortgage Corporation, as Special Servicer
(c)	Wells Fargo Bank National Association, as Servicer of the Grand Canal Shoppes at the Venetian Loan
(d)	Midland Loan Services, Inc., as Servicer of the 1370 Avenue of the Americas Loan
99.3	Annual Statements of Compliance under the Pooling and Servicing Agreements
(a)	GMAC Commercial Mortgage Corporation, as Master Servicer
(b)	GMAC Commercial Mortgage Corporation, as Special Servicer
(c)
Wells Fargo Bank National Association, as Servicer of the Grand Canal Shoppes at the Venetian Loan under the Pooling and Servicing Agreement for the GS Mortgage Securities Trust 2004-GG2, Commercial Mortgage Pass-through Certificates, Series 2004-GG2

(d)
Midland Loan Services, Inc., as Servicer of the 1370 Avenue of the Americas Loan under the Pooling and Servicing Agreement for the Morgan Stanley Capital I Trust 2005-HQ5, Commercial Mortgage Pass-Through Certificates, Series 2005-HQ5

99.4	Aggregate Statement of Principal and Interest Distribution to Certificateholders.

(b) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed in the Exhibit Index under (a) above.

(c) Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Greenwich Capital Commercial Funding Corp., as depositor
(Registrant)

By: /s/ Perry Gershon
Perry Gershon
Managing Director

Date: March 30, 2006

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

(a)(i) No annual report is provided to the Certificateholders.

(a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.